Form 10-K
period 1996-12-31
SCFC RECREATIONAL VEHICLE LOAN TRUST 1991-1
filed 1997-03-26
CIK 877800

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                                    OR

[ _ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996

                     Commission file number 33-41755

              SCFC RECREATIOANAL VEHICLE LOAN TRUST 1991-1
        (Exact name of registrant as specified in its charter)

       Illinois                           Not Applicable
(State of Organization)        (I.R.S. Employer Identification No.)

c/o SCFC Receivables Financing Corporation
12 Read's Way
New Castle, Delaware                          19720
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (302)323-7101

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X         No
                           -----          -----


                        Page 1 of 14 Pages
               The Exhibit Index appears on Page 6

                            PART I


Item 1       Business

   Not Applicable


Item 2       Properties

     The SCFC Recreatioanal Vehicle Loan Trust 1991-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of September 1, 1991 (the "Pooling and Servicing Agreement") among SCFC Receivables Financing Corporation, as seller (the "Seller"), NOVUS Credit Services Inc. (formerly known as Sears Consumer Financial Corporation) ("NOVUS"), as servicer (the "Servicer"), and First Bank National Association (successor trustee to Bank of America Illinois, formerly Continental Bank, National Association), as trustee (the "Trustee"). The property of the Trust consists of a portfolio of retail installment sales contracts and installment loans originated by NOVUS or one of its affiliates or purchased from dealers by NOVUS or one of its affiliates (the "Receivables"), together with all rights, benefits and proceeds arising therefrom or in connection therewith, including security interests in the new and used recreatioanal vehicles securing such Receivables.

     As of September 24, 1991, the Receivables included in the Trust had an aggregate principal balance of $306,574,445.10. As of December 31, 1996, the end of the fiscal year of the Trust for which this Form 10-K annual report is being filed, the principal balance of the Receivables remaining in the Trust was $59,174,566.21.

     Reference is made to Exhibit 28(a), the Annual Payments Summary, for additional information regarding principal and interest payments in respect of the Trust certificates issued by the Trust (the "Certificates") and information regarding servicing compensation and other fees paid by the Trust during 1996.

     As of December 31, 1996, the aggregate principal balance of the receivables allocated to the Class A Certificates was $52,073,618.27 and the aggregate principal balance allocated to the Class B Certificates was $7,100,947.94.


Item 3        Legal Proceedings

     The Registrant knows of no material pending legal proceedings involving either the Receivables or the Trustee, any custodian, the Seller or the Servicer in respect of the Trust.


Item 4        Submission of Matters to a Vote of Security Holders

     None

                           PART II


Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters

     (a) To the best knowledge of the Registrant, there is no established public market for the Certificates.

     (b) As of March 15, 1997, there was one certificateholder of record in respect of each of the Class A and Class B Certificates.


Item 9        Changes in and Disagreement with Accountants on
              Accounting and Financial Disclosure

     None


                             PART III


Item 12        Security Ownership of Certain Beneficial Owners and
               Management

     (a) To the best knowledge of the Registrant, no person is a beneficial owner, as such term is defined in Rule 13d-3 under the Securities and Exchange Act of 1934 ("Rule 13d-3"), of more than 5% of the Class A Certificates. As of March 15, 1997, CEDE & Co. held one certificate representing the total aggregate principal amount of the Class A Certificates. The Registrant understands that CEDE & Co. is the nominee for the Depository Trust Company ("DTC"). The Registrant is advised that it is the position of the staff of the Securities and Exchange Commission that neither DTC or CEDE & Co. are deemed "beneficial owners" as defined in Rule 13d-3. The Registrant further understands that DTC has no actual knowledge of the actual owners of the securities held of record by CEDE & Co.

     The Class B Certificates are owned beneficially entirely by the Seller and the Seller is the sole owner of record of the Class B Certificate.

     (b)    Not applicable.

     (c)    Not applicable.


Item 13        Certain Relationships and Related Transactions

     None

                           PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)    Exhibits

            28(a) - Annual Payment Summary

            28(b) - Statement of Annual Compliance delivered
                    pursuant to Section 13.10 of the Pooling and Servicing Agreement

            28(c) - Report of Independent Certified Public
                    Accountant Report delivered pursuant to
                    Section 13.11 of the Pooling and
                    Servicing Agreement.

     (b)    Reports on Form 8-K:

            Current reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month). The reports include as exhibits, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENTS.
            Current Reports on Form 8-K were filed on January 15, 1996, February 15, 1996, March 15, 1996, April 15,
            1996, May 15, 1996, June 17, 1996, July 15, 1996,
            August 15, 1996, September 16, 1996, October 15, 1996,
            November 15, 1996 and December 16, 1996.

                               SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        SCFC Recreational Vehicle Loan Trust 1991-1
                                         (Registrant)

                        By:  SCFC Receivables Financing Corporation
                                          (Seller)



Dated:  March 28, 1997  By:  /S/ Birendra Kumar
                             --------------------------------------
                             Birendra Kumar
                             Vice President and Treasurer






     Supplemental Information to be Furnished with Reports filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the Registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

                             EXHIBIT INDEX



Exhibit No.


     28(a)    Annual Payments Summary

     28(b)    Statement of Annual Compliance delivered pursuant to
              Section 13.10 of the Pooling and Servicing Agreement.

     28(c) Report of Independent Certified Public Accountants delivered pursuant to Section 13.11 of the Pooling and Servicing Agreement.

                                                                Exhibit 28(a)

                  SCFC RECREATIONAL VEHICLE LOAN TRUST 1991-1
           7.25% Recreational Vehicle Loan Pass-Through Certificates

         ==============================================================


                     Distribution and Performance
                    Annual Aggregate Report - 1996


     Under the Pooling and Servicing Agreement dated as of September 1,
1991 by and among NOVUS Credit Services, Inc. (formerly known as Sears Consumer Financial Corporation), SCFC Receivables Financing Corporation and First Bank National Association (successor in interest to Continental Bank, National Association) as Trustee, the Trustee is required to prepare certain information each month regarding current distributions to Certificateholders and the performance of the Trust during the calandar year 1996. The information which is required to be prepared with respect to the Distribution Date and Collection Period listed above is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Class A Certificate and certain other information is presented based upon the aggregate amounts for the Trust as a whole.


A.  Information Regarding the Current Annual Distribution.
    -------------------------------------------------------
    1.  Class A Certificates.
        ---------------------
        (a) The aggregate amount of the distribution
            to Class A Certificateholders on the Dis-
            tribution Date set forth above.                    $23,102,912.99

        (b) The amount of the distribution set forth in
            paragraph (a) above in respect of interest.         $4,469,035.63

        (c) The amount of the distribution set forth in
            paragraph (a) above in respect of principal.       $18,633,877.36

        (d) The amount of the distribution set forth in
            paragraph (a) above, per $1,000 interest.                  $85.63

        (e) The amount of the distribution set forth in
            paragraph (b) above, per $1,000 interest.                  $16.57

        (f) The amount of the distribution set forth in
            paragraph (c) above, per $1,000 interest.                  $69.07


    2.  Class B Certificates.
        ---------------------
        (a) The aggregate amount of the distribution
            to Class B Certificateholders on the Dis-
            tribution Date set forth above.                     $2,791,297.16

        (b) The amount of the distribution set forth in
            paragraph (a) above in respect of interest.           $520,494.87

        (c) The amount of the distribution set forth in
            paragraph (a) above in respect of principal.        $2,270,802.29


   B. Information Regarding the Performance of the Trust.
    ---------------------------------------------------
    1.  Pool Balance and Certificate Balances.
        --------------------------------------
        (a) The aggregate Principal Balance of the
            receivables at the end of the Record
            Date.                                              $59,174,566.21

        (b) The aggregate outstanding principal amount
            of the Class A Certificates as of the end of
            the Record Date set forth above, after
            giving effect to payments allocated to prin-
            cipal in paragraph A.1.(c) above.                  $52,073618.27

        (c) The aggregate outstanding principal amount
            of the Class B Certificates as of the end of
            the Record Date set forth above, after
            giving effect to payments allocated to prin-
            cipal in paragraph A.2.(c) above.                   $7,100,947.94

        (d) The Pool Factor at the end of the Record
            Date set forth above.                                   0.1930186

    2.  Servicing Fee.
        --------------
        (a) The aggregate amount of the Servicing Fee
            paid to the Servicer with respect to the Col-
            lection Period set forth above.                       $700,475.80

        (b) The portion of the payment set forth in para-
            graph (a) above attributable to the Class A
            Certificates.                                         $616,418.71

        (c) The amount of the payment set forth in para-
            graph (b) above, per $1,000 interest.                       $2.28

        (d) The amount of the payment set forth in para-
            graph (a) above attributable to the Class B
            Certificates.                                          $84,057.09



    3.  Payment Shortfalls.
        -------------------
        (a) The amount of the Class A Carryover Short-
            fall after giving effect to the payments set
            forth in paragraph A.1.(a) above.                           $0.00

        (b) The change in the amount of the Class A Carry-
            over Shortfall set forth in paragraph (a) above
            from such amount as of the end of the prior
            Collection Period.                                          $0.00

        (c) The amount of the Class A Carryover Short-
            fall set forth in paragraph (a) above allocated
            to interest.                                                $0.00

        (d) The amount of the Class A Carryover Short-
            fall set forth in paragraph (a) above allocated
            to principal.                                               $0.00

        (e) The amount of the Servicer Shortfall after
            giving effect to the payment set forth in
            paragraph B.2.(a) set forth above.                          $0.00

        (f) The change in the amount of the Servicer Short-
            fall set forth in paragraph (e) above from such
            amount as of the end of the prior Collection
            Period.                                                     $0.00

        (g) The amount of the Class B Shortfall after
            giving effect to the payments set forth in
            paragraph A.2.(a) above.                              $429,346.80

        (h) The change in the amount of the Class B Short-
            fall set forth in paragraph (g) above from such
            amount as of the end of the prior Collection
            Period.                                                $359,107.07

        (i) The amount of the Class B Shortfall set forth
            in paragraph (g) above allocated to interest.           $88,919.08

        (j) The amount of the Class B Shortfall set forth
            in paragraph (g) above allocated to principal.         $340,427.72


    4.  Reserve Funds.
        -------------
        (a) The balance of the Seller Reserve Fund on the
            Distribution Date set forth above after
            giving effect to the deposits and withdrawals
            made therefrom on such Distribution Date.           $1,918,615.80

        (b) The change in the balance of the Seller Reserve
            Fund set forth in paragraph (a) above from such
            balance as of the end of the prior Distribution
            Date.                                                 $418,615.80

        (c) The balance of the Subordination Reserve Fund
            on the Distribution Date set forth above
            after giving effect to the deposits and with-
            drawals made therefrom on such Distribution
            Date.                                               $4,990,327.70

        (d) The change in the balance of the Subordination
            Reserve Fund set forth in paragraph (c) above
            from such balance as of the end of the prior
            Distribution Date.                                     $52,264.70



    5.  Payahead Account.
        ----------------
        (a) The aggregate Payahead Balance at the end of
            the Distribution Date set forth above.                $281,017.75

        (b) The change in the Payahead Balance from the
            prior Distribution Date.                             ($60,940.16)


    6.  Delinquencies and Charge-Offs.
        -----------------------------
        (a) The aggregate principal amount of all
            Receivables which were delinquent 30 days to
            60 days as of the last day of the Collection
            Period set forth above                              $1,656,524.25

        (b) The aggregate principal amount of all
            Receivables which were delinquent 60 days or
            more as of the last day of such Collection
            Period                                              $1,107,867.57

        (c) The aggregate principal amount of all
            Receivables which became Defaulted Receiv-
            ables during such Collection Period                 $2,559,892.26


        (d) The number of Receivables which became
            Defaulted Receivables during such Collection
            Period                                                        129

        (e) The number of Receivables in the pool at the
            end of such Collection Period after
            giving effect to any repurchases by the
            Seller or purchases by the Servicer                         3,364

        (f) The number of Receivables in the pool at the
            end of such Collection Period as to which
            the related vehicles have been repossessed
            but not yet sold                                               21

        (g) The aggregate amount of Liquidation Proceeds
            collected during such Collection Period             $1,399,875.17

NOVUS FINANCIAL                                       EXHIBIT 28(b)
a Dean Witter, Discover Company



                       NOVUS CREDIT SERVICES INC.



             Officer's Certificate - R.V. Loan Trust 1991-1


     Pursuant to Section 13.10 of the Pooling and Servicing Agreement dated as of September 1, 1991 (the "Pooling and Servicing Agreement") among SCFC Receivables Financing Corporation, as seller, NOVUS Credit Services Inc., as servicer (referred to herein in such capacity as the "Servicer"), and First Bank National Association, as trustee, the undersigned, hereby states that:

     (1) A review of the activities of the Servicer and of its performance under the Pooling and Servicing Agreement during the twelve month period terminating on the date of this Certificate, has been made under my supervision; and

     (2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.


                                 NOVUS CREDIT SERVICES INC.


                                 By:     /s/ J. A. Potter
                                     ------------------------------
                                            J. A. Potter

                                 Title:  Senior Vice President

                                 Dated as of December 31, 1996



                                 By:    /s/ Ronald F. Tegler
                                     ------------------------------
                                           Ronald F. Tegler

                                 Title:  Vice President, Controller

                                 Dated as of December 31, 1996


NOVUS Financial Corporation and Affiliated Companies
2500 Lake-Cook Road, 3 West, Riverwoods, Illinois 60015

Deloitte & Touche LLP                                 EXHIBIT 28(c)

Two Prudential Plaza                   Telephone:  (312)946-3000
180 North Stetson Avenue               Facsimile:  (312)946-2600
Chicago, Illinois 60601-6779



INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
NOVUS Credit Services Inc. and Subsidiaries
Riverwoods, Illinois

First Bank National Association
Trustee
Chicago, Illinois

Re:  Uniform Single Attestation Program for Mortgage Bankers

We have examined management's assertion about the compliance of NOVUS Credit Services Inc. and subsidiaries (the "Company") with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the SCFC Recreational Vehicle Loan Trust 1991-1 as of and for the year ended December 31, 1996, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1996, is fairly stated in all material respects.


/s/ Deloitte & Touche LLP
---------------------------------
     Deloitte & Touche LLP

February 21, 1997

Deloitte & Touche
Tohmatsu
International

NOVUS FINANCIAL
a Dean Witter, Discover Company



February 21, 1997




As of and for the year ended December 31, 1996, NOVUS Credit Services Inc. and subsidiaries (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") for SCFC Recreational Vehicle Loan Trust 1991-1, to the extent the procedures set forth in the USAP are applicable to the servicing obligations set forth in the Pooling and Servicing Agreement dated September 1, 1991. As of and for this same period, Dean Witter, Discover & Co., the Company's parent, had in effect a fidelity bond in the amount of $100 million and an errors and omissions policy in the amount of $5 million under which the Company was covered.







/s/ Nancy S. Donovan
-----------------------------------
Nancy S. Donovan, President



/s/ Ronald F. Tegler
-----------------------------------
Ronald F. Tegler, Vice President and Controller





NOVUS Financial Corporation and Affiliated Companies
2500 Lake-Cook Road, 3 West, Riverwoods, Illinois 60015